Form 10-K
period 1996-12-31
CHEVY CHASE MASTER CREDIT CARD TRUST II
filed 1997-04-01
CIK 1000112

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10 - K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


      For the fiscal year ended:                 Commission file number:
          December 31, 1996                            33-99334




                   Chevy Chase Master Credit Card Trust II
             ____________________________________________________
                   (Exact name of registrant as specified in charter)



                Maryland                                  52-0897004
     ________________________________                  ________________
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

         c/o Chevy Chase Bank, F.S.B.
            8401 Connecticut Avenue
             Chevy Chase, Maryland                          20815
     ________________________________________            __________
     (Address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code  (301) 986-7000
                                                        ________________

    Securities registered pursuant to Section 12(b) of the Act:

                                None

      Securities registered pursuant to Section 12(g) of the Act:

                      Chevy Chase Master Credit Card Trust II
 $ 368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-A
  $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-A

 $ 368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-C
  $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-C

 $ 369,000,000 Class A Floating Rate Asset Backed Certificates, Series 1996-A
  $ 38,250,000 Class B Floating Rate Asset Backed Certificates, Series 1996-A

 $ 246,000,000 Class A Floating Rate Asset Backed Certificates, Series 1996-C
  $ 25,500,000 Class B Floating Rate Asset Backed Certificates, Series 1996-C


      Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X    No
                       _____     _____

         The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                             Introductory Note


         Chevy Chase Bank, F.S.B. (the "Bank")is the seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of June 1, 1995 by and between the Bank and the Bankers Trust Company, as the trustee, providing for the issuance from time to time of one or more Series of Asset Backed Certificates and is the originator of the Chevy Chase Master Credit Card
         Trust II (the "Registrant" or the "Trust"). The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank. The
         Bank has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Security and Exchange Commission, Division of
         Corporation Finance, Office of Chief Council, dated July 31, 1989 granting the Bank's application, the Bank is not required to respond to various items of Form 10-K.
         Such items are designated herein as "Not Applicable".


                                 Part I

         Item 1    Business

                   Not Applicable


         Item 2    Properties

                   Not Applicable


         Item 3    Legal Proceedings

                   None


         Item 4    Submission Of Matters To A Vote Of Security Holders


                   None

                                Part II


         Item 5    Market For Registrant's Common Equity
                   And Related Stockholder Matters

    Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company.



         To the best knowledge of the Registrant, there is no established public trading market for the Certificates.


         Item 6    Selected Financial Data

                   Not Applicable

         Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Not Applicable

         Item 8    Financial Statements and Supplementary Data

                   Not Applicable

         Item 9    Changes In And Disagreements With Accountants
                   On Accounting and Financial Disclosure

                   None



                                 Part III

         Item 10   Directors and Executive Officers of the Registrant

                   Not Applicable

         Item 11   Executive Compensation

                   Not Applicable

          Item 12 Security Ownership Of Certain Beneficial Owners and Management

          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such intere except in certain limited circumstances. Accordingly, Cede & Co is the sole holder of record of the Certificates, which it held behalf of approximately 40 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1996.

  $368,000,000 1995-A Class A Certificates  Aggregate Amount of    Percent of
         Name                               Certificates Held       Class
         Chase Manhattan Bank, N.A.         $96,000,000           26.1%
         The Dai-Ichi Kangyo Bank Limited   $20,000,000           5.4%
         First National Bank of Chicago     $50,000,000           13.6%
         Fuji Bank and Trust Company        $120,000,000          32.6%
         Morgan (J.P.) Securities Inc.      $38,200,000           10.4%

 $32,000,000 1995-A Class B Certificates  Aggregate Amount of   Percent of
         Name                             Certificates Held      Class
  First National Bank of Chicago             $32,000,000          100.0%

  $368,000,000 1995-C Class A Certificates  Aggregate Amount of  Percent of
         Name                               Certificates Held    Class
  Bank of New York                           $36,000,000           9.8%
  Boston Safe Deposit & Trust Co.            $31,000,000           8.4%
  Chase Manhattan Bank, N.A.                 $80,000,000          21.7%
  Chase Manhattan Bank/Chemical              $30,000,000           8.2%
  First National Bank of Chicago             $49,500,000          13.5%
  Harris Trust & Savings Bank                $20,000,000           5.4%
  Swiss American Securities, Inc.            $36,500,000           9.9%
  Citibank, N.A.                             $45,000,000          12.2%

 $32,000,000 1995-C Class B Certificates  Aggregate Amount of      Percent of
         Name                             Certificates Held         Class
  Chase Securities Inc.                      $14,000,000           43.8%
  First National Bank of Chicago             $18,000,000           56.3%

  $369,000,000 1996-A Class A Certificates Aggregate Amount of    Percent of
          Name                             Certificates Held       Class
  Chase Manhattan Bank, N.A.                 $119,000,000          32.2%
  French American Banking Corp.              $25,000,000            6.8%
  Investors Bank & Trust/ M.F. Custody       $35,000,000            9.5%
  Morgan Stanley & Co.                       $24,000,000            6.5%
  Goldman, Sachs & Co.                       $117,000,000           31.7%

   $38,250,000 1996-A Class B Certificates  Aggregate Amount of   Percent of
          Name                              Certificates Held      Class
  Bankers Trust Company                      $19,000,000            49.7%
  Chase Mahattan Bank/ Chemical              $14,250,000            37.3%
  Citibank, N.A.                             $5,000,000             13.1%

  $246,000,000 1996-C Class A Certificates  Aggregate Amount of   Percent of
         Name                               Certificates Held         Class
  Bankers Trust Company                      $91,000,000            37.0%
  Chase Manhattan Bank                       $60,000,000            24.4%
  First National Bank of Chicago             $25,000,000            10.2%
  Northern Trust Company                     $15,000,000             6.1%
  The Sanwa Bank Limited                     $117,000,000           47.6%

  $25,500,000 1996-C Class B Certificates  Aggregate Amount of   Percent of
         Name                              Certificates Held      Class
  Bankers Trust Company                      $20,500,000            80.4%
  Citibank, N.A.                             $5,000,000             19.6%

         The address of each of the above participants is:

                              C/O The Depository Trust Company
                                7 Hanover Square, 22nd Floor
                                    New York, NY   10004

         Item 13   Certain Relationships and Related Transactions

                   None

                            Part IV

       Item 14   Exhibits, Financial Statement Schedules and Reports
                 On Form 10-K

      (a)       The following documents are filed as part of this Report:

                i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1996

               ii)  Annual Accountant's Report dated October 20, 1996
                    and related Report of Management dated October 20, 1996 relating to sufficiency of accounting controls

              No proxy soliciting material has been distributed by the Trust.



                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Chevy Chase Master Credit Card Trust II
                                 By: Chevy Chase Bank, F.S.B.
                                     As Seller and Servicer

                                               Joel A. Friedman
  Date:     03/31/97            By:  ________________________________________
                                                Joel A. Friedman
                                                Senior Vice President
                                                and Controller