Form 10-K
period 1997-12-31
CHEVY CHASE MASTER CREDIT CARD TRUST II
filed 1998-03-27
CIK 1000112

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - K

                 Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the fiscal year ended:                 Commission file number:
         December 31, 1997                            33-99334




                    Chevy Chase Master Credit Card Trust II
             ____________________________________________________
              (Exact name of registrant as specified in charter)



                Maryland                           52-0897004
    ________________________________             ________________
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


        c/o Chevy Chase Bank, F.S.B.
          8401 Connecticut Avenue
           Chevy Chase, Maryland                       20815
    ______________________________________           __________
    (Address of principal executive offices)         (Zip Code)


   Registrant's telephone number, including area code  (301) 986-7000
                                                       ________________

    Securities registered pursuant to Section 12(b) of the Act:

                                None

     Securities registered pursuant to Section 12(g) of the Act:

                   Chevy Chase Master Credit Card Trust
 $ 368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-A $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-A

 $ 368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-C $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-C

 $ 369,000,000 Class A Floating Rate Asset Backed Certificates, Series 1996-A $ 38,250,000 Class B Floating Rate Asset Backed Certificates, Series 1996-A

 $ 246,000,000 Class A Floating Rate Asset Backed Certificates, Series 1996-C $25,500,000 Class B Floating Rate Asset Backed Certificates, Series 1996-C








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


                              Introductory Note


         Chevy Chase Bank, F.S.B. (the "Bank")is the transferor and servicer under the Pooling and Servicing Agreement dated as of June 1, 1995 (as amended and supplemented, the "Agreement") by and between the Bank and the Bankers Trust Company, as the trustee, providing for the issuance from time to time of one or more Series of Asset Backed Certificates and is the originator of the Chevy Chase Master Credit Card
         Trust II (the "Registrant" or the "Trust"). The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank. The
         Bank has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Security and Exchange Commission, Division of
         Corporation  Finance, Office of Chief Council, dated July
         31, 1989 granting the Bank's application, the Bank is not required to respond to various items of Form 10-K.
         Such items are designated herein as "Not Applicable".









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

                Not Applicable

      Item 11   Executive Compensation

                Not Applicable

      Item 12 Security Ownership Of Certain Beneficial Owners and Management

          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such intere except in certain limited circumstances. Accordingly, Cede & Co is the sole holder of record of the Certificates, which it held behalf of approximately 50 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1997.

    $368,000,000 1995-A Class A Certificates  Aggregate Amount of  Percent of
    Name                                        Certificates Held    Class
    Chase Manhattan Bank                          $80,000,000        21.7%
    The Dai-Ichi Kangyo Bank Limited              $20,000,000         5.4%
    Chase Manhattan Bank / Chemical               $26,000,000         7.1%
    Bank of New York                              $30,840,000         8.4%
    NBD Bank Municipal Bond Department            $50,000,000        13.6%
    Fuji Bank and Trust                           $120,000,000       32.6%

    $32,000,000 1995-A Class B Certificates  Aggregate Amount of  Percent of
    Name                                       Certificates Held    Class
    NBD Bank Municipal Bond Department           $32,000,000        100.0%

    $368,000,000 1995-C Class A Certificates Aggregate Amount of   Percent of
    Name                                       Certificates Held     Class
    Bank of New York                             $50,500,000         13.7%
    Boston Safe Deposit & Trust Co.              $51,500,000         14.0%
    Chase Manhattan Bank                         $94,000,000         25.5%
    Citibank, N.A.                               $25,000,000          6.8%
    Harris Trust & Savings Bank                  $37,000,000         10.0%
    Swiss American Securities Inc.               $45,000,000         12.2%
    First Bank National Association              $24,950,000          6.8%


    $32,000,000 1995-C Class B Certificates   Aggregate Amount of  Percent of
    Name                                      Certificatates Held    Class
    Chase Manhattan Bank                        $14,000,000          43.7%
    NBD Bank Municipal Bond Department          $18,000,000          56.3%

    $369,000,000 1996-A Class A Certificates  Aggregate Amount of  Percent of
    Name                                        Certificates Held    Class
    Bank of New York                              $20,000,000        5.4%
    Chase Manhattan Bank                          $39,000,000       10.6%
    Chase Manhattan Bank/Chemical                 $153,000,000      41.5%
    Northern Trust Company                        $25,000,000        6.8%
    SSB-Custodian                                 $35,000,000        9.5%

    $38,250,000 1996-A Class B Certificates  Aggregate Amount of  Percent of
    Name                                       Certificates Held    Class
    Boston Safe Deposit and Trust Company        $14,250,000        37.3%
    Bankers Trust Co./Corporate Clearance        $19,000,000        49.7%
    Chase Manhattan Bank/Broker & Dealer         $5,000,000         13.0%







    $246,000,000 1996-C Class A Certificates  Aggregate Amount of  Percent of
    Name                                        Certificates Held    Class
    Bank of New York                               $84,500,000       34.3%
    Chase Manhattan Bank/Chemical                  $118,500,000      48.2%
    Harris Trust & Savings Bank                    $28,000,000       11.4%

    $25,500,000 1996-C Class B Certificates  Aggregate Amount of  Percent of
    Name                                       Certificates Held    Class
    Boston Safe Deposit and Trust Company         $5,250,000        20.6%
    Bankers Trust Co./Corporate Clearance         $20,250,000       79.4%

    The address of each of the above participants is:

                      C/O The Depository Trust Company
                         7 Hanover Square, 22nd Floor
                             New York, NY   10004

    Item 13   Certain Relationships and Related Transactions

                   None

                      Part IV

    Item 14   Exhibits, Financial Statement Schedules and Reports
              On Form 10-K

    (a)       The following documents are filed as part of this Report:

              i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1997

             ii) Annual Accountant's Report dated November 18, 1997
                 and related Report of Management dated November 18, 1997 relating to sufficiency of accounting controls

             No proxy soliciting material has been distributed by the Trust.








                                  SIGNATURES








    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Chevy Chase Master Credit Card Trust
                             By: Chevy Chase Bank, F.S.B.
                                 As Seller and Servicer


 Date:     03/31/98            By:  ________________________________________
                                                 Joel A. Friedman
                                                 Senior Vice President
                                                 and Controller