Form 10-K/A
period 1998-12-31
CC MASTER CREDIT CARD TRUST II
filed 1999-12-30
CIK 1000112

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                  -----------
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                        Commission file number 33-99334
                        -------------------------------

                      FIRST USA BANK, NATIONAL ASSOCIATION
             (Exact name of registrant as specified in its charter)
 (As Servicer on behalf of CC Master Credit Card Trust II (formerly Chevy Chase
                         Master Credit Card Trust II))

           Laws of the United States                   51-0269396
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)

           201 North Walnut Street                       19801
           Wilmington, Delaware                        (Zip Code)
           (Address of principal executive offices)

      Registrant's telephone number, including area code:  (302) 594-4000

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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x]       NO [ ]

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

Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------

     This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing a corrected Exhibit (ii) which shall replace Exhibit (ii) as originally filed with this Form 10-K.

     Item 14 (a) of Form 10-K is hereby amended in its entirety to read as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

     (i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1998*

     (ii) Annual Accountant's Report dated November 18, 1998 and related Report of Management dated November 18, 1998 relating to sufficiency of accounting controls

          No proxy soliciting material has been distributed by the Trust.

_______________________
* Previously filed.

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

                                 FIRST USA BANK, NATIONAL ASSOCIATION as
                                 Servicer   of the CC Master Credit Card Trust
                                 II (formerly Chevy Chase Master Credit   Card
                                 Trust II)



                                 By:                /s/ Tracie H. Klein
                                   ------------------------------------
                                     Name:  Tracie H. Klein
                                     Title: First Vice President



Date:   December 30, 1999
        -----------------

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
Chevy Chase Bank, F.S.B.:

We have examined management's assertion, included in the accompanying Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Consumer Revolving Credit Card Receivables, that Chevy Chase Bank, F.S.B. (the "Bank") maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B, 1996-C and
1998-A, (collectively referred to as the "Trusts" herein) as of September 29, 1998.

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

We performed an evaluation of the effectiveness of the Bank's internal control structure based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B, 1996-C and 1998-A
(collectively referred to as the "Trusts" herein) as of September 29, 1998, and we determined that the Bank maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by the Bank's Trusts as of September 29, 1998.

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

Date Signed:  March 25, 1999            Date Signed:  March 25, 1999

November 18, 1998