Form 10-K
period 1999-12-31
CC MASTER CREDIT CARD TRUST II
filed 2000-03-27
CIK 1000112

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number 33-99334

                       ---------------------------------

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

Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                               Introductory Note
                               -----------------

First USA Bank, National Association, (the "Bank"), a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Transferor, with respect to the CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II) (the "Trust") under the Pooling and Servicing Agreement dated as of June 1, 1995, among the Bank, as Transferor and Servicer, and Bankers Trust Company, as Trustee (the "Trustee"), as supplemented and amended (the "Pooling and Servicing Agreement").

Effective September 17, 1999, the Bank, was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank.

The Bank will respond only to certain items of Form 10-K. In doing so, the Bank will be relying on a letter dated July 31, 1989 from the Securities and Exchange Commission, Division of Corporation Finance, Office of Chief Counsel to Chevy Chase Bank, F.S.B., the then Servicer of the Trust, granting the Servicer of the Trust relief from the requirement to respond to various items of Form 10-K. The items to which the Bank is not required to respond are designated herein as "Not Applicable".

                                     PART I

ITEM 1.   BUSINESS

Not Applicable

ITEM 2.   PROPERTIES

Not Applicable

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including certain class actions, generally arising out of its normal course of business.

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

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout 1999, BANK ONE executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

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

Not Applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 65 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999.
Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1999.

                                                                      (3) Amount and Nature
                               (2) Name and Address of                    of Beneficial          (4) Percent
  (1) Title Of Class            Beneficial Owners                       Ownership $(000's)          of Class
----------------------          -----------------                       ------------------          --------
Class A Floating Rate   Bank of New York (The)                                  $29,890                8.12%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1995-A

                        Bank One Trust Company, N.A.                            $50,000               13.59%
                        1900 Polaris Parkway
                        Columbus, OH  43240

                        Chase Manhattan Bank                                    $80,000               21.74%
                        4 New York Plaza, 13th Floor
                        New York, NY 10004

                        Fuji Bank and Trust Company (The)                      $120,000               32.61%
                        2 World Trade Center, 81st Floor
                        New York, NY  10048

                        State Street Bank and Trust Company                     $41,000               11.14%
                        Global Corp. Action Unit JAB 5NW
                        1776 Heritage Dr.
                        No. Quincy, MA  02171


Class B Floating Rate   Bank One Trust Company, N.A.                            $32,000              100.00%
Asset Backed            1900 Polaris Parkway
Certificates, Series    Columbus, OH  43240
1995-A

Class A Floating Rate   Bank of New York (The)                                  $74,000               20.11%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1995-C

                        BNY/ITC-Dealers Clearance Special                       $21,000                5.71%
                        c/o N.A. Schapiro & Co. IN
                        One Chase Manhattan Plaza
                        58th Floor
                        New York, NY  10005

                        Chase Manhattan Bank                                   $129,000               35.05%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                          $22,050                5.99%
                        P.O. Box 30576
                        Tampa, FL  33630-3576

                        Norwest Bank Minnesota,                                 $25,000                6.79%
                        National Association
                        733 Marquette Avenue
                        Minneapolis, MN  55479-0056

                        State Street Bank and Trust Company                     $40,000               10.87%
                        Global Corp. Action Unit JAB 5NW
                        1776 Heritage Dr.
                        No. Quincy, MA  02171

                        U.S. Bank National Association                          $24,950                6.78%
                        MPFP 1603 Proxy Unit
                        601 Second Avenue South
                        Minneapolis, MN  55402

Class B Floating Rate   Bank One Trust Company, N.A.                            $18,000               56.25%
Asset Backed            1900 Polaris Parkway
Certificates, Series    Columbus, OH  43240
1995-C

                        Chase Manhattan Bank                                    $14,000               43.75%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

Class A Floating Rate   Bank of New York (The)                                  $25,000                6.78%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1996-A

                        Bankers Trust Company                                   $21,000                5.69%
                        c/o BT Services Tennessee Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211

                        Brown Brothers Harriman & Co.                           $32,000                8.67%
                        63 Wall Street, 8th Floor
                        New York, NY  10005

                        Chase Manhattan Bank                                   $143,000               38.75%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                          $25,000                6.78%
                        P.O. Box 30576
                        Tampa, FL  33630-3576

                        Norwest Bank Minnesota,                                 $62,000               16.80%
                        National Association
                        733 Marquette Avenue
                        Minneapolis, MN  55479-0056

Class B Floating Rate   Boston Safe Deposit and Trust Company                   $14,250               37.26%
Asset Backed            c/o Mellon Bank, N.A.
Certificates, Series    Three Mellon Bank Center
1996-A                  Room 153-3015
                        Pittsburgh, PA  15259

                        Chase Manhattan Bank                                     $5,000               13.07%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        State Street Bank and Trust Company                     $19,000               49.67%
                        Global Corp. Action Unit JAB 5NW
                        1776 Heritage Dr.
                        No. Quincy, MA  02171

Class A Floating Rate   Bank of New York (The)                                  $44,500               18.09%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1996-C

                        Chase Manhattan Bank                                    $52,000               21.14%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                          $49,600               20.16%
                        P.O. Box 30576
                        Tampa, FL  33630-3576

                        Fuji Bank and Trust Company (The)                       $50,000               20.33%
                        2 World Trade Center, 81st Floor
                        New York, NY  10048

                        State Street Bank and Trust Company                     $19,500                7.93%
                        Global Corp. Action Unit JAB 5NW
                        1776 Heritage Dr.
                        No. Quincy, MA  02171

                        Swiss American Securities, Inc.                         $28,000               11.38%
                        100 Wall Street
                        New York, NY  10005

Class B Floating Rate   Bank of New York (The)                                   $5,000               19.61%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1996-C

                        Chase Manhattan Bank                                     $8,250               32.35%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                          $10,250               40.20%
                        P.O. Box 30576
                        Tampa, FL  33630-3576


                        FUNB-Phila. Main                                         $2,000                7.84%
                        123 South Broad Street
                        Philadelphia, PA  19109

Class A Floating Rate   Bank of New York (The)                                  $70,000               14.96%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1998-A

                        Bankers Trust Company                                  $123,000               26.28%
                        c/o BT Services Tennessee Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211

                        Chase Manhattan Bank                                   $110,200               23.55%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                          $58,000               12.39%
                        P.O. Box 30576
                        Tampa, FL  33630-3576

                        Investors Bank & Trust/M. F. Custody                    $23,800                5.09%
                        15th Floor Hancock Tower
                        200 Clarendon Street
                        Boston, MA  02116

                        State Street Bank and Trust Company                     $55,000               11.75%
                        Global Corp. Action Unit JAB 5NW
                        1776 Heritage Dr.
                        No. Quincy, MA  02171

Class B Floating Rate   Bankers Trust Company                                   $12,500               17.36%
Asset Backed            c/o BT Services Tennessee Inc.
Certificates, Series    648 Grassmere Park Drive
1998-A                  Nashville, TN 37211

                        Bankers Trust Company/Banc One                          $16,000               22.22%
                        Capital Markets, Inc.
                        16 Wall Street, 5th Floor
                        New York, NY  10005

                        Chase Manhattan Bank                                    $22,000               30.56%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                           $5,000                6.94%
                        P.O. Box 30576
                        Tampa, FL  33630-3576

                        Harris Trust & Savings Bank                              $4,000                5.56%
                        Proxy Operations
                        111 West Monroe Street LLE
                        Chicago, IL  60603

                        Norwest Bank Minnesota, National                        $12,500               17.36%
                        Association
                        733 Marquette Avenue
                        Minneapolis, MN 55479-0056

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this Report:

          (i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1999.

          (ii) Annual Accountant's Report dated November 19, 1999 and Management's Assertion.

          No proxy soliciting material has been distributed by the Trust.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST USA BANK, NATIONAL ASSOCIATION as Servicer of CC Master Credit Card Trust II
                              (formerly Chevy Chase Master Credit Card Trust II)



                              By: /s/ Tracie H. Klein
                                  --------------------------------------
                                  Name:  Tracie H. Klein
                                  Title:  First Vice President



Date:  March 24, 2000
       --------------

CC Master Credit Card Trust II
Series 1995-A
1999 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 1999:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   54.84

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $   54.84

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $    0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   55.96

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $   55.96

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $    0.00

CC Master Credit Card Trust II
Series 1995-C
1999 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 1999:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   54.94

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $   54.94

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $    0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   56.21

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $   56.21

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $    0.00

CC Master Credit Card Trust II
Series 1996-A
1999 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 1999:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   53.83

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $   53.83

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $    0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   56.11

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $   56.11

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $    0.00

CC Master Credit Card Trust II
Series 1996-C
1999 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 1999:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   53.73

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $   53.73

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $    0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   56.11

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $   56.11

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $    0.00

CC Master Credit Card Trust II
Series 1998-A
1999 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1998-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 1999:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   53.83

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $   53.83

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class A Certificates, per $1,000 original
      certificate principal amount.                            $    0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1999 per $1,000
      original certificate principal amount.                   $   56.36

   2. The amount of the distribution set forth
      in paragraph 1 above in respect of interest on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $   56.36

   3. The amount of the distribution set forth
      in paragraph 1 above in respect of principal on
      the Class B Certificates, per $1,000 original
      certificate principal amount.                            $    0.00

                       LETTERHEAD OF ARTHUR ANDERSEN LLP



                       REPORT OF INDEPENDENT ACCOUNTANTS

We have examined the accompanying management's assertion about First USA Bank, N.A.'s (the "Servicer"), compliance with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables) and Article IV (Rights of Certificateholders and Allocation and Application of Collections) and
Section 8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the "Agreement"), as of September 30, 1999. Management is responsible for the Servicer's compliance with the Agreement. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

As discussed in management's assertion, management, in providing its assertion on compliance, assumed the accuracy of the reports prepared by the Servicer's third party credit card processor and did not extend its assessment to the relevant aspects of the Servicer's compliance that are the responsibility of the third party credit card processor. Accordingly, our examination did not extend to these aspects of the Servicer's compliance that are the responsibility of the third party credit card processor, and we do not express an opinion or any other form of assurance on these compliance aspects.

In our opinion, management's assertion that the Servicer complied with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 1999,is fairly stated, in all material respects.


                                         /s/ Arthur Andersen LLP

Chicago, Illinois
November 19, 1999

                       ASSERTION BY FIRST USA BANK, N.A.

The management of First USA Bank, N.A. (the "Servicer") is responsible for complying with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables), Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section
8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust
II) and the applicable provisions of each Supplement, (collectively, the "Agreement").

Management has performed an evaluation of the Servicer's compliance with the Agreement and based on this evaluation management believes that the Servicer has complied with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 1999. During the year, the Servicer experienced some delays in the posting of payments to customer accounts due to backlogs that occurred at our third party processor. Our relationship with this processor has since been terminated and as of September 30, 1999, payments are being processed internally and in accordance with Bank policy. Management has worked diligently to reimburse in full cardholders affected by the above delays for any and all fees and finance charges incurred as a result of the delays.

In providing this assertion on compliance, we have assumed the accuracy of the reports prepared by the Servicer's third party credit card processor and did not extend our assessment to the relevant aspects of the Servicer's compliance that are the responsibility of the third party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer's compliance that are the responsibility of the third party credit card processor, and we do not express any form of assurance on these compliance aspects.


/s/ Jeffrey Rigg                              /s/ Tracie H. Klein
----------------------------------            ----------------------------------
Jeffrey Rigg                                  Tracie H. Klein
Senior Vice President - Accounting            First Vice President

/s/ Michael Looney
----------------------------------
Michael Looney
Executive Vice President - Operations