Form 10-K
period 2000-12-31
CC MASTER CREDIT CARD TRUST II
filed 2001-03-23
CIK 1000112

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------
[  X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number 33-99334

                         ----------------------------

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

Not Applicable.


                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                               Introductory Note
                               -----------------

First USA Bank, National Association (the "Bank"), a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Transferor, with respect to the CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II) (the "Trust") under the Pooling and Servicing Agreement dated as of June 1, 1995, among the Bank, as Transferor and Servicer, and Bankers Trust Company, as Trustee (the "Trustee"), as supplemented and amended (the "Pooling and Servicing Agreement").

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

                                    PART I

ITEM 1.   BUSINESS

Not Applicable

ITEM 2.   PROPERTIES

Not Applicable

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions to permit settlement of the claims.
The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

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

Not Applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 87 brokers, dealers, banks and other direct participants in the DTC system at

December 31, 2000. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2000.

                                                                         (3) Amount and
                         (2) Name and Address of                       Nature of Beneficial         (4) Percent
  (1) Title Of Class        Beneficial Owners                           Ownership $(000's)             of Class
  ------------------        -----------------                           -----------------              --------
Class A Floating Rate   Bank of New York (The)                                  $27,840                7.56%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1995-A
                        Bank One Trust Company, N.A.                            $50,000               13.59%
                        1900 Polaris Parkway, 4th Floor
                        Columbus, OH  43240

                        Chase Manhattan Bank                                    $80,000               21.74%
                        4 New York Plaza, 13th Floor
                        New York, NY 10004

                        Fuji Bank and Trust Company (The)                      $120,000               32.61%
                        2 World Trade Center, 81st Floor
                        New York, NY  10048

                        State Street Bank and Trust Company                     $41,000               11.14%
                        1776 Heritage Dr.
                        Global Corp. Action Unit JAB 5NW
                        No. Quincy, MA  02171

Class B Floating Rate   Bank One Trust Company, N.A.                            $32,000              100.00%
Asset Backed            1900 Polaris Parkway, 4th Floor
Certificates, Series    Columbus, OH  43240
1995-A

Class A Floating Rate   Bank of New York (The)                                 $120,210               32.67%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1995-C
                        Bankers Trust Company                                   $20,400                5.54%
                        648 Grassmere Park Road
                        Nashville, TN  37211


                                                                         (3) Amount and
                         (2) Name and Address of                       Nature of Beneficial         (4) Percent
  (1) Title Of Class        Beneficial Owners                           Ownership $(000's)             of Class
  ------------------        -----------------                           -----------------              --------
                        Chase Manhattan Bank                                  $117,250               31.86%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        State Street Bank and Trust Company                    $31,065                8.44%
                        1776 Heritage Dr.
                        Global Corp. Action Unit JAB 5NW
                        No. Quincy, MA  02171

                        U.S. Bank National Association                         $24,950                6.78%
                        MPFP 1603 Proxy Unit
                        601 Second Avenue South
                        Minneapolis, MN  55402

                        Wells Fargo Bank Minnesota, N.A.                       $25,125                6.83%
                        733 Marquette Avenue, N9306-051
                        Minneapolis, MN  55479-0056

Class B Floating Rate   Bank One Trust Company, N.A.                           $18,000               56.25%
Asset Backed            1900 Polaris Parkway, 4th Floor
Certificates, Series    Columbus, OH  43240
1995-C
                        Chase Manhattan Bank                                   $14,000               43.75%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

Class A Floating Rate   Brown Brothers Harriman & Co.                          $32,000                8.67%
Asset Backed            63 Wall Street, 8th Floor
Certificates, Series    New York, NY  10005
1996-A
                        Chase Manhattan Bank                                  $157,000               42.55%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                         $23,500                6.37%
                        3800 Citicorp Center Tampa
                        Tampa, FL  33610-9122

                        State Street Bank and Trust Co.                        $27,000                7.32%
                        1776 Heritage Dr.
                        Global Corporate Action Unit JAB 5NW
                        No. Quincy, MA  02171


                                                                         (3) Amount and
                         (2) Name and Address of                       Nature of Beneficial         (4) Percent
  (1) Title Of Class        Beneficial Owners                           Ownership $(000's)             of Class
  ------------------        -----------------                           -----------------              --------

                        Wells Fargo Bank Minnesota, N.A.                       $63,000               17.07%
                        733 Marquette Avenue, N9306-051
                        Minneapolis, MN  55479-0056

Class B Floating Rate   Boston Safe Deposit and Trust Company                  $14,250               37.26%
Asset Backed            c/o Mellon Bank, N.A.
Certificates, Series    Three Mellon Bank Center
1996-A                  Room 153-3015
                        Pittsburgh, PA  15259

                        Chase Manhattan Bank                                    $5,000               13.07%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        SSB-Bank Portfolio                                     $19,000               49.67%
                        1776 Heritage Dr.
                        No. Quincy, MA  02171

Class A Floating Rate   Bank of New York (The)                                 $38,500               15.65%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1996-C

                        Chase Manhattan Bank                                   $52,400               21.30%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                         $35,000               14.23%
                        3800 Citicorp Center Tampa
                        Tampa, FL  33610-9122

                        Fuji Bank and Trust Company (The)                      $50,000               20.33%
                        2 World Trade Center, 81st Floor
                        New York, NY  10048

                        JP Morgan Securities, Inc.                             $20,000                8.13%
                        Asset Backed
                        500 Stanton, Christina Road
                        Newark, DE  19713

                        State Street Bank and Trust Company                    $19,500                7.93%
                        1776 Heritage Dr.
                        Global Corp. Action Unit JAB 5NW
                        No. Quincy, MA  02171


                                                                         (3) Amount and
                         (2) Name and Address of                       Nature of Beneficial         (4) Percent
  (1) Title Of Class        Beneficial Owners                           Ownership $(000's)             of Class
  ------------------        -----------------                           -----------------              --------
                        Swiss American Securities, Inc.                        $28,000               11.38%
                        100 Wall Street
                        New York, NY  10005

Class B Floating Rate   Bank of New York (The)                                  $5,000               19.61%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1996-C

                        Chase Manhattan Bank                                   $10,500               41.18%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Chase Securities, Inc.                                  $8,000               31.37%
                        4 New York Plaza
                        New York, NY  10041

                        FUNB-Phila. Main                                        $2,000                7.84%
                        123 South Broad Street
                        Philadelphia, PA  19109

Class A Floating Rate   Bank of New York (The)                                 $56,000               11.97%
Asset Backed            925 Patterson Plank Road
Certificates, Series    Secaucus, NJ  07094
1998-A

                        Bankers Trust Company                                 $123,000               26.28%
                        648 Grassmere Park Road
                        Nashville, TN 37211

                        Chase Manhattan Bank                                   $68,500               14.64%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Citibank, N.A.                                         $58,000               12.39%
                        3800 Citicorp Center Tampa
                        Tampa, FL  33610-9122

                        Deutsche Bank Securities, Inc.                         $31,500                6.73%
                        175 Water Street
                        New York, NY  10038

                        State Street Bank and Trust Company                    $71,000               15.17%
                        1776 Heritage Dr.
                        Global Corp. Action Unit JAB 5NW
                        No. Quincy, MA  02171



                                                                         (3) Amount and
                         (2) Name and Address of                       Nature of Beneficial         (4) Percent
  (1) Title Of Class        Beneficial Owners                           Ownership $(000's)             of Class
  ------------------        -----------------                           -----------------              --------
Class B Floating Rate   Bankers Trust Company                                  $12,500               17.36%
Asset Backed            648 Grassmere Park Road
Certificates, Series    Nashville, TN 37211
1998-A

                        Bank of New York (The)                                  $9,000               12.50%
                        925 Patterson Plank Road
                        Secaucus, NJ  07094

                        Chase Manhattan Bank                                   $22,000               30.56%
                        4 New York Plaza, 13th Floor
                        New York, NY  10004

                        Chase Manhattan Bank                                   $17,355               24.10%
                        Broker & Dealer Clearance Dept.
                        4 New York Plaza, 21st Floor
                        New York, NY  10015

                        Wells Fargo Bank Minnesota, N.A.                       $11,145               15.48%
                        733 Marquette Avenue, N9306-051
                        Minneapolis, MN 55479-0056

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this Report:

          (i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2000.

          (ii) Annual Accountant's Report dated November 17, 2000 and Management's Assertion.

               No proxy soliciting material has been distributed by the Trust.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST USA BANK, NATIONAL ASSOCIATION,
                              as Servicer of CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II)



                              By:  /s/Tracie H. Klein
                                   --------------------------------------
                                  Name:  Tracie H. Klein
                                  Title:  First Vice President



Date:  March 23, 2001
       --------------

CC Master Credit Card Card Trust II
Series 1995-A
2000 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2000:


A.  1.   The total amount of the distribution to Class A
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 67.46

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $ 67.46

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $  0.00


B.  1.   The total amount of the distribution to Class B
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 68.58

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $ 68.58

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $  0.00

CC Master Credit Card Card Trust II
Series 1995-C
2000 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2000:


A.  1.   The total amount of the distribution to Class A
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 67.57

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $ 67.57

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $  0.00


B.  1.   The total amount of the distribution to Class B
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 68.84

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $ 68.84

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $  0.00

CC Master Credit Card Card Trust II
Series 1996-A
2000 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2000:


A.  1.   The total amount of the distribution to Class A
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 66.45

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $ 66.45

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $  0.00


B.  1.   The total amount of the distribution to Class B
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 68.73

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $ 68.73

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $  0.00

CC Master Credit Card Card Trust II
Series 1996-C
2000 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2000:


A.  1.   The total amount of the distribution to Class A
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 66.35

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $ 66.35

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $  0.00


B.  1.   The total amount of the distribution to Class B
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 68.73

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $ 68.73

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $  0.00

CC Master Credit Card Card Trust II
Series 1998-A
2000 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1998-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2000:


A.  1.   The total amount of the distribution to Class A
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 66.45

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $ 66.45

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class A Certificates, per $1,000 original
         certificate principal amount.                              $  0.00


B.  1.   The total amount of the distribution to Class B
         Certificateholders during 2000 per $1,000
         original certificate principal amount.                     $ 68.99

    2.   The amount of the distribution set forth
         in paragraph 1 above in respect of interest on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $ 68.99

    3.   The amount of the distribution set forth
         in paragraph 1 above in respect of principal on
         the Class B Certificates, per $1,000 original
         certificate principal amount.                              $  0.00

                                [Letterhead of Arthur Andersen LLP Appears Here]



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have examined the accompanying management's assertion about First USA Bank, National Association's (the "Servicer"), compliance with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables) and Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section 8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the "Agreement"), as of September 30, 2000. Management is responsible for the Servicer's compliance with the Agreement. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

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

In our opinion, management's assertion that the Servicer is in compliance with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 2000, is fairly stated, in all material respects.

                                         /s/ Arthur Andersen LLP


Chicago, Illinois
November 17, 2000

               ASSERTION BY FIRST USA BANK, NATIONAL ASSOCIATION


The management of First USA Bank, National Association (the "Servicer") is responsible for complying with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables), Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section
8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust
II) and the applicable provisions of each Supplement, (collectively, the "Agreement").

Management has performed an evaluation of the Servicer's compliance with the Agreement and based on this evaluation management believes that the Servicer has complied with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 2000.

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



/s/Jeffrey Rigg                               /s/Tracie H. Klein
-------------------------------------        -----------------------------------
Jeffrey Rigg                                 Tracie H. Klein
Senior Vice President - Accounting           First Vice President


/s/Michael Looney
-------------------------------------
Michael Looney
Executive Vice President - Operations