Form 10-K
period 2001-12-31
CC MASTER CREDIT CARD TRUST II
filed 2002-03-25
CIK 1000112

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-99334

                            ------------------------

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

Securities registered pursuant to Section 12(g) of the Act:
$368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-A $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-A

$368,000,000 Class A Floating Rate Asset Backed Certificates, Series 1995-C $ 32,000,000 Class B Floating Rate Asset Backed Certificates, Series 1995-C

$245,000,000 Class A Floating Rate Asset Backed Certificates, Series 1996-C $ 25,500,000 Class B Floating Rate Asset Backed Certificates, Series 1996-C

$468,000,000 Class A Floating Rate Asset Backed Certificates, Series 1998-A $ 72,000,000 Class B Floating Rate Asset Backed Certificates, Series 1998-A

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]   NO  [_]

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

The final payments with respect to Class A Floating Rate Asset Backed Certificates, Series 1996-A and Class B Floating Rate Asset Backed Certificates, Series 1996-A were made on September 15, 2001 and November 15, 2001, respectively. Information with respect to such Certificates is only included in
Item 14(a)(i) which contains the Summary of Annual Distributions on the Certificates to Certificateholders for the year ended December 31, 2001.


                                     PART I

ITEM 1.   BUSINESS

Not Applicable.

ITEM 2.   PROPERTIES

Not Applicable.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 56 (fifty-six) brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct DTC participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2001.

                                                                         (3) Amount and Nature
                                      (2) Name and Address of                of Beneficial            (4) Percent
    (1) Title Of Class                   Beneficial Owners                 Ownership $(000's)          of Class
    ------------------                   -----------------                 ------------------          --------
Class A Floating Rate        Bank One Trust Company, N.A.                           $50,000              13.59%
Asset Backed Certificates,   1900 Polaris Parkway, 4th Floor
Series 1995-A                Columbus, OH  43240

                             JPMorgan Chase Bank                                    $80,000              21.74%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             JPMorgan Chase Bank                                    $19,840               5.39%
                             Correspondence Clearing Services 2
                             One Chase Manhattan Plaza 4-B
                             New York, NY  10081

                             Mizuho Trust & Banking Co. (USA)                      $120,000              32.61%
                             666 Fifth Avenue, Suite 802
                             New York, NY  10103

                             State Street Bank and Trust Company                    $41,000              11.14%
                             1776 Heritage Dr.
                             Global Corp. Action Unit JAB 5NW
                             No. Quincy, MA  02171


Class B Floating Rate        Bank One Trust Company, N.A.                           $32,000             100.00%
Asset Backed Certificates,   1900 Polaris Parkway, 4th Floor
Series 1995-A                Columbus, OH  43240


Class A Floating Rate        Bank of New York (The)                                 $47,035              12.78%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1995-C                Secaucus, NJ  07094

                             Bankers Trust Company                                  $20,000               5.43%
                             648 Grassmere Park Road
                             Nashville, TN  37211

                             JPMorgan Chase Bank                                   $110,770              30.10%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             Prudential Securities Custody                      $74,275                 20.18%
                             c/o ADP Proxy Services
                             51 Mercedes Way
                             Edgewood, NY  11717

                             State Street Bank and Trust Company                $25,000                  6.79%
                             1776 Heritage Dr.
                             Global Corp. Action Unit JAB 5NW
                             No. Quincy, MA  02171

                             U.S. Bank National Association                     $24,950                  6.78%
                             180 East Fifth Street
                             St. Paul, MN  55101

                             Wells Fargo Bank Minnesota, N.A.                   $25,000                  6.79%
                             733 Marquette Avenue, N9306-051
                             Minneapolis, MN  55479-0056


Class B Floating Rate        Bank One Trust Company, N.A.                       $18,000                 56.25%
Asset Backed Certificates,   1900 Polaris Parkway, 4th Floor
Series 1995-C                Columbus, OH  43240

                             JPMorgan Chase Bank                                $14,000                 43.75%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240


Class A Floating Rate        Bank of New York (The)                             $38,500                 15.65%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1996-C                Secaucus, NJ  07094

                             Citibank, N.A.                                     $35,000                 14.23%
                             3800 Citicorp Center Tampa
                             Building B/Floor 1
                             Tampa, FL  33610-9122

                             JPMorgan Chase Bank                               $111,600                 45.37%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             Mizuho Trust & Banking Co. (USA)                   $50,000                 20.33%
                             666 Fifth Avenue, Suite 802
                             New York, NY  10103


                                       5

Class B Floating Rate        Bank of New York (The)                             $13,000                 50.98%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1996-C                Secaucus, NJ  07094

                             JPMorgan Chase Bank                                 $9,250                 36.27%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             JP Morgan Securities, Inc. -                        $3,250                 12.75%
                             Fixed Income
                             4 New York Plaza
                             New York, NY  10041


Class A Floating Rate        Bank of New York (The)                             $43,000                  9.19%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1998-A                Secaucus, NJ  07094

                             Bankers Trust Company                             $136,000                 29.06%
                             648 Grassmere Park Road
                             Nashville, TN 37211

                             Citibank, N.A.                                     $41,000                  8.76%
                             3800 Citicorp Center Tampa
                             Building B/Floor 1
                             Tampa, FL  33610-9122

                             JPMorgan Chase Bank                               $107,500                 22.97%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             Merrill Lynch, Pierce Fenner & Smith               $31,500                  6.73%
                             Safekeeping
                             4 Corporate Place
                             Piscataway, NJ  08854

                             State Street Bank and Trust Company                $55,000                 11.75%
                             1776 Heritage Dr.
                             Global Corp. Action Unit JAB 5NW
                             No. Quincy, MA  02171


Class B Floating Rate        Bank of New York (The)                              $9,000                 12.50%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1998-A                Secaucus, NJ  07094

                                       6


                             JPMorgan Chase Bank                                 $7,000                  9.72%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             Merrill Lynch, Pierce Fenner & Smith               $44,855                 62.30%
                             Safekeeping
                             4 Corporate Place
                             Piscataway, NJ  08854

                             Wells Fargo Bank Minnesota, N.A.                   $11,145                 15.48%
                             733 Marquette Avenue, N9306-051
                             Minneapolis, MN 55479-0056


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this Report:

          (i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2001.

          (ii) Annual Accountant's Report dated November 17, 2001 and Management's Assertion.

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


                              FIRST USA BANK, NATIONAL ASSOCIATION,
                              as Servicer of CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II)



                              By: /s/ Tracie H. Klein
                                  ----------------------------------------
                                  Name: Tracie H. Klein
                                  Title: First Vice President




Date:  March 21, 2002
       --------------

CC Master Credit Card Card Trust II
Series 1995-A
2001 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2001:


A.    1.    The total amount of the distribution to Class A
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  46.62

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $  46.62

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $   0.00


B.    1.    The total amount of the distribution to Class B
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  47.74

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $  47.74

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $   0.00

CC Master Credit Card Card Trust II
Series 1995-C
2001 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2001:


A.    1.    The total amount of the distribution to Class A
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  46.72

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $  46.72

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $   0.00


B.    1.    The total amount of the distribution to Class B
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  48.00

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $  48.00

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $   0.00

CC Master Credit Card Card Trust II
Series 1996-A
2001 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2001:


A.    1.    The total amount of the distribution to Class A
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $1038.49

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $  38.49

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $1000.00


B.    1.    The total amount of the distribution to Class B
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $1045.71

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $  45.71

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $1000.00

CC Master Credit Card Card Trust II
Series 1996-C
2001 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-C Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2001:


A.    1.    The total amount of the distribution to Class A
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  45.50

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $  45.50

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $   0.00


B.    1.    The total amount of the distribution to Class B
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  47.90

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $  47.90

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $   0.00

CC Master Credit Card Card Trust II
Series 1998-A
2001 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1998-A Supplement to the Agreement,
First USA Bank, NA., must provide the following information on an aggregate basis for the year ended
December 31, 2001:


A.    1.    The total amount of the distribution to Class A
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  45.60

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $  45.60

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class A Certificates, per $1,000 original
            certificate principal amount.                               $   0.00


B.    1.    The total amount of the distribution to Class B
            Certificateholders during 2001 per $1,000
            original certificate principal amount.                      $  48.15

      2.    The amount of the distribution set forth
            in paragraph 1 above in respect of interest on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $  48.15

      3.    The amount of the distribution set forth
            in paragraph 1 above in respect of principal on
            the Class B Certificates, per $1,000 original
            certificate principal amount.                               $   0.00

[Letterhead of KPMG appears here]


                         Independent Accountant's Report
                         -------------------------------

First USA Bank, National Association
Bankers Trust Company

We have examined the accompanying management's assertion, that First USA Bank, National Association (the "Servicer"), complied with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables) and Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section 8.08 of the CC Master Credit Card Trust II (formally the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust Company (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the "Agreement"), during the period October 1, 2000 through September 30, 2001. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with specified requirements.

In performing this examination, we have assumed the accuracy of the reports prepared by the Servicer's third party credit card processor and did not extend our assessment to the relevant aspects of the Servicer's compliance that are the responsibility of the third party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer's compliance that are the responsibility of the third party credit card processor, and we do not express any form of assurance on those compliance aspects.

In our opinion, management's assertion that the Servicer complied with the aforementioned requirements during the period October 1, 2000 to September 30, 2001 is fairly stated, in all material respects.


                                  /s/ KPMG LLP

November 17, 2001

                ASSERTION BY FIRST USA BANK, NATIONAL ASSOCIATION


The management of First USA Bank, National Association (the "Servicer") is responsible for complying with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables), Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section
8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Bankers Trust Company (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the "Agreement").

Management has performed an evaluation of the Servicer's compliance with the Agreement and based on this evaluation management believes that the Servicer has complied with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 2001.

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

/s/ Jeffrey Rigg                           /s/ Tracie H. Klein
--------------------------------------     -------------------------------------
Jeffrey Rigg                               Tracie H. Klein
Senior Vice President - Accounting         First Vice President



/s/ Michael Looney
--------------------------------------
Michael Looney
Executive Vice President - Operations