Form 10-K
period 2002-12-31
CC MASTER CREDIT CARD TRUST II
filed 2003-03-31
CIK 1000112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-74802-01

Bank One, Delaware, National Association

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

(Exact name of registrant as specified in its charter)
(As Servicer on behalf of CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II))

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”), a direct wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”), is the Transferor, with respect to the CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II) (the “Trust”) under the Pooling and Servicing Agreement dated as of June 1, 1995, among the Bank, as Transferor and Servicer, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (the “Trustee”), as assumed, supplemented and amended (the “Pooling and Servicing Agreement”).

The Certificates listed on page 1 hereof will be referred to collectively herein as the “Certificates”. The Certificates do not represent obligations of or interests in the Bank.

The Bank will respond only to certain items of Form 10-K. In doing so, the Bank will be relying on a letter dated July 31, 1989 from the Securities and Exchange Commission, Division of Corporation Finance, Office of Chief Counsel to Chevy Chase Bank, F.S.B., the then Servicer of the Trust, granting the Servicer of the Trust relief from the requirement to respond to various items of Form 10-K. The items to which the Bank is not required to respond are designated herein as “Not Applicable”.

The final payments with respect to Class A Floating Rate Asset Backed Certificates, Series 1995-A and Series 1995-C were made on June 17, 2002 and December 16, 2002, respectively.

The final payment with respect to Class B Floating Rate Asset Backed Certificates, Series 1995-A was made on August 15, 2002.

The final payments with respect to Class A Floating Rate Asset Backed Certificates, Series 1995-B and Class B Floating Rate Asset Backed Certificates, Series 1995-B were made on September 16, 2002 and November 15, 2002, respectively.

Information with respect to such Certificates is only included in Item 14(a)(ii) which contains the Summary of Annual Distributions on the Certificates to Certificateholders for the year ended December 31, 2002.

PART I

ITEM 1.         BUSINESS

Available Information: BANK ONE, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

Not Applicable.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of the Certificates, representing investors’ interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee for The Depository Trust Company (“DTC”).

To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

ITEM 6.         SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Not Applicable.

ITEM 11.       EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each of the Certificates, representing investor’s interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 32 (Thirty-two) brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. Such direct DTC participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2002.

(1) Title Of Class	(2) Name and Address of Beneficial Owners	(3) Amount and Nature of Beneficial Ownership $(000’s)	(4) Percent of Class

Class B Floating Rate Asset Backed Certificates, Series 1995-C	Bank One Trust Company, N.A. 340 South Cleveland Ave Columbus, OH 43240	$ 18,000	56.25%

	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$ 14,000	43.75%

Class A Floating Rate Asset Backed Certificates, Series 1996-C	Bank of New York (The) One Wall Street New York, NY 10286	$ 15,000	6.10%

	Citibank, N.A. 3800 Citicorp Center Tampa Building B3-15 Tampa, FL 33610-9122	$ 35,000	14.23%

	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$103,000	41.87%

	Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	$ 50,000	20.33%

	Prudential Securities Custody C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$ 23,500	9.55%

Class B Floating Rate Asset Backed Certificates, Series 1996-C	Bank of New York (The) One Wall Street New York, NY 10286	$ 13,000	50.98%

	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$ 12,500	49.02%

Class A Floating Rate Asset Backed Certificates, Series 1998-A	Citibank, N.A. 3800 Citicorp Center Tampa Building B/Floor 1 Tampa, FL 33610-9122	$ 55,000	11.75%

	Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$130,790	27.95%

	Investors Bank & Trust Company 200 Clarendon St 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$ 33,000	7.05%

	JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$122,000	26.07%

	State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	$ 55,000	11.75%

Class B Floating Rate Asset Backed Certificates, Series 1998-A	Bank of New York (The) One Wall Street New York, NY 10286	$ 9,000	12.50%

JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$ 7,000	9.72%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$ 44,855	62.30%

Wells Fargo Bank Minnesota, N.A. C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$ 5,000	6.94%

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.       CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Report:

(i)       Annual Servicer’s Certificate

(ii)      Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2002.

(iii)     Annual Accountant’s Report dated December 20, 2002 and Management’s Assertion.

No proxy soliciting material has been distributed by the Trust.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (formerly FIRST USA BANK, NATIONAL ASSOCIATION,) as Servicer of CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II)
By:	/s/ DANIEL J. FRATE

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ PHILIP HEASLEY	Director and Principal Executive Officer

Philip Heasley

/s/ RAYMOND FISCHER	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ DANIEL J. FRATE	Director

Daniel J. Frate

/s/ MICHAEL LOONEY	Director

Michael Looney

/s/ M. CARTER WARREN	Director

M. Carter Warren

/s/ WILLIAM GARNER	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the CC Master Credit Card Trust II, certify that:

1.         I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of CC Master Credit Card Trust II;

2.         Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.         Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.         I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.         The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated:  March 26, 2003

/s/ JEFFREY RIGG

Name:	Jeffrey Rigg
Title:	Senior Officer for Securitization Servicing and Senior Vice President Accounting

ANNUAL SERVICER’S CERTIFICATE

BANK ONE, DELAWARE, NATIONAL ASSOCIATION
(FORMERLY FIRST USA BANK, NATIONAL ASSOCIATION)

CC MASTER CREDIT CARD TRUST II
(FORMERLY THE CHEVY CHASE MASTER CREDIT CARD TRUST II)

The undersigned, a duly authorized representative of Bank One, Delaware, National Association (the “Bank”), pursuant to the Pooling and Servicing Agreement dated as of June 1, 1995 as supplemented and amended, including by the fifth Amendment thereto (the “Fifth Amendment”), dated as of September 30, 1998, among Chevy Chase Bank F.S.B. (“Chevy Chase”), as Transferor and Servicer, CCB Holding Corporation (“CCB”), as Transferor, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (the “Trustee”), for the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) and as assumed pursuant to the Assignment and Assumption Agreement (the “Assumption Agreement”), dated as of September 30, 1998, among the Bank, as the Assuming Entity, Chevy Chase, as Transferor and Servicer, CCB, as Transferor and the Trustee (as so amended, supplemented and assumed, the “Pooling and Servicing Agreement”), does hereby certify as follows:

1.        The Bank is, as of the date hereof, the Servicer under the Agreement.

2.        The undersigned is a Servicing Officer who is duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee.

3.        A review of the activities of the Bank during the period from October 1, 2001 through September 30, 2002 and of its performance under the Pooling and Servicing Agreement was conducted under my supervision.

4.        Based on such review, the Bank has, to the best of my knowledge, performed in all material respects its obligations under the Agreement throughout such period and no default in the performance of any such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5.        The following is a description of each default in the performance of the Bank’s obligations under the Agreement during such period known to me, which sets forth in detail (i) the nature of each such default, (ii) the action taken by the Bank, if any, to remedy each such default and (iii) the current status of each such default: None.

Capitalized terms used in this Certificate and not otherwise defined herein shall have their respective meanings as set forth in the Agreement.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 20th day of December, 2002.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION
By:	/s/ MICHAEL J. GRUBB	By:	/s/ JEFFREY RIGG

Name:	Michael J. Grubb	Name:	Jeffrey Rigg
Title:	First Vice President	Title:	Senior Vice President– Accounting

CC Master Credit Card Card Trust II
Series 1995-A
2002 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-A Supplement to the Agreement,
Bank One, Delaware, National Association, must provide the following information on an aggregate basis for the year ended
December 31, 2002:

A.	1.	The total amount of the distribution to Class A Certificateholders during 2002 per $1,000 original certificate principal amount.	$1,010.67

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates, per $1,000 original certificate principal amount.	$10.67

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates, per $1,000 original certificate principal amount.	$1,000.00

B.	1.	The total amount of the distribution to Class B Certificateholders during 2002 per $1,000 original certificate principal amount.	$1,014.83

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates, per $1,000 original certificate principal amount.	$14.83

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates, per $1,000 original certificate principal amount.	$1,000.00

CC Master Credit Card Card Trust II
Series 1995-C
2002 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1995-C Supplement to the Agreement,
Bank One, Delaware, National Association, must provide the following information on an aggregate basis for the year ended
December 31, 2002:

A.	1.	The total amount of the distribution to Class A Certificateholders during 2002 per $1,000 original certificate principal amount.	$1,020.84

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates, per $1,000 original certificate principal amount.	$20.84

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates, per $1,000 original certificate principal amount.	$1,000.00

B.	1.	The total amount of the distribution to Class B Certificateholders during 2002 per $1,000 original certificate principal amount.	$22.10

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates, per $1,000 original certificate principal amount.	$22.10

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates, per $1,000 original certificate principal amount.	$0.00

CC Master Credit Card Card Trust II
Series 1996-C
2002 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1996-C Supplement to the Agreement,
Bank One, Delaware, National Association, must provide the following information on an aggregate basis for the year ended
December 31, 2002:

A.	1.	The total amount of the distribution to Class A Certificateholders during 2002 per $1,000 original certificate principal amount.	$19.63

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates, per $1,000 original certificate principal amount.	$19.63

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates, per $1,000 original certificate principal amount.	$0.00

B.	1.	The total amount of the distribution to Class B Certificateholders during 2002 per $1,000 original certificate principal amount.	$22.00

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates, per $1,000 original certificate principal amount.	$22.00

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates, per $1,000 original certificate principal amount.	$0.00

CC Master Credit Card Card Trust II
Series 1998-A
2002 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit
Card Trust II Series 1998-A Supplement to the Agreement,
Bank One, Delaware, National Association, must provide the following information on an aggregate basis for the year ended
December 31, 2002:

A.	1.	The total amount of the distribution to Class A Certificateholders during 2002 per $1,000 original certificate principal amount.	$19.73

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates, per $1,000 original certificate principal amount.	$19.73

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates, per $1,000 original certificate principal amount.	$0.00

B.	1.	The total amount of the distribution to Class B Certificateholders during 2002 per $1,000 original certificate principal amount.	$22.26

	2.	The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates, per $1,000 original certificate principal amount.	$22.26

	3.	The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates, per $1,000 original certificate principal amount.	$0.00

1601 Market Street	Telephone 267 256 7000
Philadelphia, PA 19103-2499	Fax 267 256 7200

Independent Accountant’s Report

Bank One, Delaware, National Association
Deutsche Bank Trust Company Americas

We have examined the accompanying management’s assertion, that Bank One, Delaware, National Association (the “Servicer”), complied with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables) and Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section 8.08 of the CC Master Credit Card Trust II (formally the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Deutsche Bank Trust Company Americas (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the “Agreement”), during the period October 1, 2001 through September 30, 2002. Management is responsible for the Servicer’s compliance with those requirements. Our responsibility is to express an opinion on management’s assertion about the Servicer’s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer’s compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer’s compliance with specified requirements.

In performing this examination, we have assumed the accuracy of the reports prepared by the Servicer’s third party credit card processor and did not extend our assessment to the relevant aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor, and we do not express any form of assurance on those compliance aspects.

In our opinion, management’s assertion that the Servicer complied with the aforementioned requirements during the period October 1, 2001 to September 30, 2002 is fairly stated, in all material respects.

December 20, 2002

ASSERTION BY BANK ONE, DELAWARE, NATIONAL ASSOCIATION

The management of Bank One, Delaware, National Association (the “Servicer”) is responsible for complying with the covenants and conditions set forth in Article III (Administration and Servicing of Receivables), Article IV (Rights of Certificateholders and Allocation and Application of Collections) and Section 8.08 of the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) Pooling and Servicing Agreement, dated as of June 1, 1995 (as amended), between the Servicer and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company) (as Trustee for the various Certificateholders and Enhancement Providers of the CC Master Credit Card Trust II) and the applicable provisions of each Supplement, (collectively, the “Agreement”).

Management has performed an evaluation of the Servicer’s compliance with the Agreement and based on this evaluation management believes that the Servicer has complied with the covenants and conditions of the sections of the Agreement referred to above as of September 30, 2002.

In providing this assertion on compliance, we have assumed the accuracy of the reports prepared by the Servicer’s third party credit card processor and did not extend our assessment to the relevant aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor. Accordingly, our assessment does not extend to these aspects of the Servicer’s compliance that are the responsibility of the third party credit card processor, and we do not express any form of assurance on these compliance aspects.

/s/ MICHAEL LOONEY

Michael Looney Executive Vice President - Operations

/s/ JEFFREY T. RIGG	/s/ MICHAEL J. GRUBB

Jeffrey T. Rigg Senior Vice President and Controller	Michael J. Grubb First Vice President