Form 10-K
period 2003-12-31
CC MASTER CREDIT CARD TRUST II
filed 2004-03-29
CIK 1000112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-74802-01

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

(Exact name of registrant as specified in its charter)

(As Servicer on behalf of CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II))

Laws of the United States	51-0269396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”), a direct wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”), is the Transferor, with respect to the CC Master Credit Card Trust II (formerly Chevy Chase Master Credit Card Trust II) (the “Trust”) under the Pooling and Servicing Agreement dated as of June 1, 1995, among the Bank, as Transferor and Servicer, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company, as Trustee (the “Trustee”), as assumed, supplemented and amended (the “Pooling and Servicing Agreement”).

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

The final payments with respect to Class A Floating Rate Asset Backed Certificates, Series 1998-A and Series 1996-C were made on May 15, 2003 and December 15, 2003, respectively.

The final payment with respect to Class B Floating Rate Asset Backed Certificates, Series 1995-C and Series 1998-A were made on February 18, 2003 and July 15, 2003, respectively.

The final payment with respect to Class C Floating Rate Asset Backed Certificates, Series 1998-A was made on September 15, 2003.

Information with respect to such Certificates is only included in Item 14(a)(i) which contains the Summary of Annual Distributions on the Certificates to Certificateholders for the year ended December 31, 2003.

On January 14, 2004, J.P. Morgan Chase & Co. and BANK ONE entered into an Agreement and Plan of Merger. The agreement provides that BANK ONE will be merged with and into J.P. Morgan Chase & Co. with J.P. Morgan Chase as the surviving entity. The merger is subject to the approval of the shareholders of both institutions as well as U.S. federal and state and foreign regulatory authorities, and there can be no assurance that such merger will take place. Completion of the transaction is expected to occur in mid-2004.

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

Each of the Certificates, representing investor’s interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 2 (Two) brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct DTC participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2003.

(1) Title Of Class	(2) Name and Address of Beneficial Owners	(3) Amount and Nature of Beneficial Ownership $(000’s)	(4) Percent of Class

Class B Floating Rate Asset Backed Certificates, Series 1996-C	Bank of New York (The) One Wall Street New York, NY 10286	$13,000	50.98%

	JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$12,500	49.02%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(i)	Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate

99.2	Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2003

99.3	Annual Accountant’s Report dated December 20, 2003 and Management’s Assertion

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer of CC Master Credit Card Trust II (Formerly Chevy Chase Master Credit Card Trust II)

By:	/s/ WILLIAM I. CAMPBELL

William I. Campbell Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ WILLIAM I. CAMPBELL William I. Campbell	Director and Principal Executive Officer

/s/ RAYMOND FISCHER Raymond Fischer	Director, Principal Financial Officer and Principal Accounting Officer

/s/ MICHAEL LOONEY Michael Looney	Director

/s/ M. CARTER FRANKE M. Carter Franke	Director

/s/ WILLIAM GARNER William Garner	Director